Form 10-K
period 2005-12-31
MERRILL LYNCH DEPOSITOR INC PREFERREDPLUS TRUST SERIES CCR-1
filed 2006-03-30
CIK 1138682

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-K

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                           --------------------------

  For the fiscal year ended:                        Commission file number:
    December 31, 2005                                       001-16453

                          MERRILL LYNCH DEPOSITOR, INC.
                 (ON BEHALF OF PREFERREDPLUS TRUST SERIES CCR-1)
             (Exact name of registrant as specified in its charter)

              DELAWARE                                 13-3891329
           (State or other                         (I. R. S. Employer
           jurisdiction of                         Identification No.)
           incorporation)


       WORLD FINANCIAL CENTER,                            10080
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

Not Applicable.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                 Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

                                 Yes [ ] No [X]

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

                                 Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Not Applicable.


Indicate the number of shares outstanding for each of the registrant's classes of common stock, as of the latest practicable date.

Not Applicable.

                       DOCUMENTS INCORPORATED BY REFERENCE

None.


         PART I

         ITEM 1.           BUSINESS

                           For information with respect to the underlying securities held by PreferredPLUS Trust Series CCR-1, please refer to Countrywide Financial Corporation's (Commission file number 001-12331-01) periodic reports, including annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and other information on file with the Securities and Exchange Commission (the "SEC"). You can read and copy these reports and other information at the public reference facilities maintained by the SEC at Room 1580, 100 F Street, NE, Washington, D.C. 20549. You may obtain copies of this material for a fee by writing to the SEC's Public Reference Section of the SEC at 100 F Street, NE, Washington, D.C. 20549. You may obtain information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access some of this information electronically by means of the SEC's website on the Internet at http://www.sec.gov, which contains reports, proxy and information statements and other information that the underlying securities issuer and underlying securities guarantor have filed electronically with the SEC.

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

         ITEM 1A.          RISK FACTORS

                           Your investment in the trust certificates will involve certain risks. You should carefully consider the following discussion of risks, and the other information included or incorporated by reference in the applicable prospectus supplement and the accompanying prospectus. You should also carefully consider any risk factors and other information that the underlying securities guarantor and the underlying securities issuer may file in their Exchange Act reports as referenced in Item 1 above.

                           IF THE UNDERLYING SECURITIES ARE REDEEMED PRIOR TO THEIR MATURITY DATE OR IF ANY CALL WARRANTS ARE EXERCISED, YOU MAY NOT BE ABLE TO REINVEST YOUR REDEMPTION OR CALL PROCEEDS AT A YIELD COMPARABLE TO THE YIELD YOU WOULD HAVE RECEIVED ON YOUR TRUST CERTIFICATES

                           The yield you will realize on your trust certificates depends upon several factors, including:

                           o    the purchase price of the trust certificates,

                           o    when you acquire your trust certificates,

                           o whether the junior subordinated debentures issuer exercises its option to either redeem or shorten the stated maturity of the junior subordinated debentures, and

                           o whether the call warrant holders exercise their rights to purchase outstanding trust certificates.

                           Upon the occurrence and continuation of a Special Event (as defined in the prospectus supplement applicable to the trust certificates), the junior subordinated debentures issuer will have the right, if certain conditions are met, to shorten the Stated Maturity of the junior subordinated debentures to a date not earlier than December 15, 2011 or to redeem the junior subordinated debentures. If the junior subordinated debentures issuer redeems the junior subordinated debentures, the underlying securities held by the trust will also be redeemed. Because the junior subordinated debentures issuer has the right to redeem the junior subordinated debentures early, we cannot assure you that the trust will be able to hold the underlying securities until their maturity date.

                           The yield you will realize on your trust certificates also depends on whether the call warrant holders exercise their call warrants to purchase the trust certificates. Prevailing interest rates at the time of an early redemption or call exercise may be lower than the yield on your trust certificates. Therefore, you may be unable to realize a comparable yield upon reinvesting the funds you receive from an early redemption or exercise of any call warrants. In addition, if the prevailing market value of the trust certificates exceeds the redemption price or call exercise price paid to you upon a redemption of the underlying securities or the exercise of a call, you will not be able to realize such excess.

                           YOU MAY NOT BE PAID IF THE ASSETS OF THE TRUST ARE INSUFFICIENT

                           Currently, the trust has no significant assets other than the underlying securities. If the underlying securities are insufficient to make payments or distributions on the trust certificates, no other assets will be available for payment of the deficiency.

                           THE TRUSTEE WILL NOT MANAGE THE UNDERLYING SECURITIES

                           Except as described below, the trust will not dispose of any underlying securities, even if an event occurs that adversely affects the value of the underlying securities, the underlying securities guarantor or the underlying securities issuer. As provided in the applicable trust agreement, the trust will dispose of the underlying securities only if:

                           o there is a payment default on any underlying securities,

                           o    there is another type of default that
                                accelerates the maturity of the underlying securities, or

                           o the underlying securities guarantor ceases to file Exchange Act reports.

                           Under the first circumstance listed above, the trustee must sell the underlying securities on behalf of the trust, even if adverse market conditions exist. The trustee has no discretion to do otherwise. If adverse market conditions do exist at the time of the trustee's sale of the underlying securities, you may incur greater losses than if the trust continued to hold the underlying securities.

                           THE TRUST CERTIFICATES ARE SUBJECT TO THE
                           CREDITWORTHINESS OF THE UNDERLYING SECURITIES ISSUER AND THE UNDERLYING SECURITIES GUARANTOR

                           The trust certificates represent interests in obligations of the underlying securities issuer, the junior subordinated debentures issuer and underlying securities guarantor. In particular, the trust certificates will be subject to all the risks associated with directly investing in the junior subordinated debentures issuer's and the underlying securities guarantor's unsecured subordinated debt obligations. None of the Declaration, the underlying Indenture, the junior subordinated debentures, the underlying securities, the Debt Guarantee or the Trust Guarantee places a limitation on the amount of senior indebtedness that may be incurred by the junior subordinated debentures issuer or the underlying securities guarantor.

                           THE TRUST'S RIGHT TO DIRECT ACTION AGAINST THE JUNIOR SUBORDINATED DEBENTURES ISSUER AND THE UNDERLYING SECURITIES GUARANTOR TO ENFORCE THE RIGHTS OF THE JUNIOR SUBORDINATED DEBENTURES HOLDERS IS LIMITED

                           If a Trust Enforcement Event (as defined in the applicable prospectus supplement) occurs and is continuing, then the holders of the underlying securities would rely on, and in certain circumstances could cause, the Property Trustee of the underlying securities issuer to enforce its rights as a holder of the junior subordinated debentures and the Debt Guarantee on behalf of the underlying securities issuer against the junior subordinated debentures issuer and the underlying securities guarantor, respectively. In addition, the holders of a majority in liquidation amount of the underlying securities will have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Property Trustee or to direct the exercise of any trust or power conferred upon the Property Trustee under the Declaration, including the right to direct the Property Trustee to exercise the remedies available to it as a holder of the junior subordinated debentures and the Debt Guarantee. If the Property Trustee fails to enforce its rights with respect to the junior subordinated debentures or the Debt Guarantee held by the underlying securities issuer after a majority in liquidation amount of the underlying securities holders has so directed the Property Trustee, any registered holder of underlying securities may institute a legal proceeding directly against the junior subordinated debentures issuer to enforce the Property Trustee's rights under the junior subordinated debentures or against the underlying securities guarantor to enforce the Property Trustee's rights under the Debt Guarantee without first instituting any legal proceeding against the Property Trustee or any other person or entity.

                           If the junior subordinated debentures issuer defaults on its obligation to pay amounts payable under the junior subordinated debentures, and the underlying securities guarantor does not make such payments, to the extent required, under the Debt Guarantee, the underlying securities issuer will lack funds for the payment of Distributions or amounts payable on redemption of the underlying securities or otherwise. In that event, holders of the underlying securities will not be able to rely on the Trust Guarantee for payment of those amounts. However, in the event the junior subordinated debentures issuer fails to pay interest on, premium, if any, or principal of the junior subordinated debentures on the payment dates on which those payments are due and payable, including on any redemption date, and the underlying securities guarantor does not make those payments, to the extent required, under the Debt Guarantee, then a registered holder of underlying securities may directly institute a direct action against the junior subordinated debentures issuer or the underlying securities guarantor, as the case may be, on or after the respective due dates specified in the junior subordinated debentures for enforcement of payment to that holder of the interest on, premium, if any, or principal of such junior subordinated debentures having an aggregate principal amount equal to the aggregate liquidation amount of the underlying securities of such holder. In connection with a direct action, the underlying securities guarantor will be subrogated to the rights of the holder of underlying securities under the Declaration to the extent of any payment made by the underlying securities guarantor, pursuant to the Debt Guarantee, to that holder of underlying securities in the direct action.

                           Except as described in the applicable prospectus supplement, holders of underlying securities will not be able to exercise directly any other remedy available to the holders of junior subordinated debentures or assert directly any other rights in respect of the junior subordinated debentures or the Debt Guarantee.

                           THE JUNIOR SUBORDINATED DEBENTURES ISSUER HAS THE ABILITY TO DEFER INTEREST PAYMENTS ON THE JUNIOR SUBORDINATED DEBENTURES

                           The junior subordinated debentures issuer can, on one or more occasions, defer interest payments on the junior subordinated debentures for up to 10 consecutive semiannual interest periods, but not beyond the maturity date of the junior subordinated debentures. If the junior subordinated debentures issuer defers interest payments on the junior subordinated debentures, the underlying securities issuer will defer distributions on the underlying securities. If the underlying securities issuer defers distributions on the underlying securities, the trust will defer distributions on the trust certificates during any deferral period. No additional amounts will accrue on the trust certificates or be owed to trust certificateholders as a result of any delay, but any additional amounts owed and paid by the underlying securities issuer as a result of the delay will be paid to the trust certificateholders.

                           Because the junior subordinated debentures issuer has the right to defer interest payments, the market price of the underlying securities (which represent an undivided beneficial interest in the junior subordinated debentures) may be more volatile than other similar securities where the issuer does not have the right to defer interest payments.

                           IF THE JUNIOR SUBORDINATED DEBENTURES ISSUER
                           EXERCISES ITS OPTION TO DEFER INTEREST PAYMENTS ON THE JUNIOR SUBORDINATED DEBENTURES, THE TRUST CERTIFICATEHOLDERS MAY FACE ADVERSE TAX CONSEQUENCES

                           Should the junior subordinated debentures issuer exercise its right to defer any payment of interest on the junior subordinated debentures, each underlying securities holder will be required to accrue interest income (as original issue discount) in respect of the deferred stated interest allocable to its share of the underlying securities for United States federal income tax purposes. As a result, a trust certificateholder, as a beneficial owner of the underlying securities, would have to include this amount in gross income for United States federal income tax purposes prior to the receipt of any cash distributions. In addition, the trust certificateholder would not receive cash from the underlying securities issuer related to this income if the trust certificateholder disposes of the trust certificates prior to the record date on which distributions of these amounts are made. To the extent the selling price is less than the trust certificateholder's adjusted tax basis (which will include, in the form of original issue discount all accrued but unpaid interest), the trust certificateholder will recognize a capital loss. Subject to limited exceptions, capital losses cannot be applied to offset ordinary income for United States federal income tax purposes.

                           THE PAYMENTS OWED TO THE TRUST CERTIFICATEHOLDERS ARE UNSECURED OBLIGATIONS

                           In a liquidation, holders of the underlying securities, including the trust, will be paid only after holders of secured obligations of the junior subordinated debentures issuer. According to the underlying securities prospectus, the junior subordinated debentures are general unsecured obligations of the junior subordinated debentures issuer, which rank on a parity with all other unsecured senior indebtedness of the junior subordinated debentures issuer, but which are effectively subordinated to the junior subordinated debentures issuer's existing and future senior secured indebtedness to the extent of the collateral for such indebtedness.

                           THE JUNIOR SUBORDINATED DEBENTURES ISSUER'S
                           OBLIGATIONS UNDER THE JUNIOR SUBORDINATED DEBENTURES AND THE UNDERLYING SECURITIES GUARANTOR'S OBLIGATIONS UNDER THE GUARANTEES ARE SUBORDINATED

                           The obligations of the junior subordinated debentures issuer under the junior subordinated debentures and the Indenture and the obligations of the underlying securities guarantor under the Guarantees and the Indenture will be:

                           o unsecured and rank subordinate and junior in right of payment to all existing and future Senior Indebtedness (as defined in the applicable prospectus supplement) of the underlying securities guarantor and the junior subordinated debentures issuer, respectively. This means that neither the junior subordinated debentures issuer nor the underlying securities guarantor can make any payments of principal (including redemption payments) or interest on the junior subordinated debentures if either one defaults on a payment on its Senior Indebtedness or the maturity of any of its Senior Indebtedness has been accelerated because of a default;

                           o senior to common and preferred equity of the underlying securities guarantor and the junior subordinated debentures issuer, respectively; and

                           o structurally subordinated to all existing and future liabilities and obligations of the underlying securities guarantor's and the junior subordinated debentures issuer's subsidiaries, respectively.

                           The terms of the underlying securities, the junior subordinated debentures and the Guarantees place no limitation on the amount of Senior Indebtedness that the underlying securities guarantor or the junior subordinated debentures issuer may incur or on the amount of liabilities and obligations of the underlying securities guarantor's or the junior subordinated debentures issuer's subsidiaries.

                           THE TRUST'S RIGHT TO DIRECT ACTION AGAINST
                           THE UNDERLYING SECURITIES GUARANTOR FOR
                           PAYMENT IS LIMITED

                           The Trust Guarantee of the underlying securities guarantor is subject to the provisions of the Trust Indenture Act of 1939, as amended (the "Trust Indenture Act"). The trustee of the junior subordinated debentures, in addition to acting as indenture trustee under the Indenture, will act as guarantee trustee under the Trust Guarantee for the purposes of compliance with the provisions of the Trust Indenture Act (the "Guarantee Trustee"). The Guarantee Trustee will hold the Trust Guarantee for the benefit of the underlying securities holders.

                           Pursuant to the Trust Guarantee, the underlying securities guarantor has guaranteed to the underlying securities holders the payment of:

                           o any accrued and unpaid distributions that are required to be paid on the underlying securities, to the extent the underlying securities issuer has funds available for payment;

                           o    the applicable redemption price of the
                                underlying securities called for redemption, to the extent the underlying securities issuer has funds available for redemption; and

                           o upon a voluntary or involuntary dissolution or liquidation of the underlying securities issuer (unless the junior subordinated debentures are distributed to holders of the underlying securities), the lesser of

                                o the aggregate of the liquidation amount and all accrued and unpaid distributions on the underlying securities to the date of the payment, to the extent the underlying securities issuer has funds available for payment, and

                                o  the amount of the underlying securities
                                   issuer's assets remaining available for
                                   distribution to underlying securities holders upon the underlying securities issuer's liquidation.

                           The underlying securities guarantor's obligation to make payments under the Trust Guarantee may be satisfied by direct payment of the required amounts by the underlying securities guarantor to the holders of the underlying securities or by causing the underlying securities issuer to pay such amounts to such holders.

                           If the junior subordinated debentures issuer were to default on its obligation to pay amounts payable on the junior subordinated debentures and the underlying securities guarantor defaulted on its obligations under the Debt Guarantee, the underlying securities issuer would lack available funds for the payment of distributions or amounts payable on redemption of the underlying securities or otherwise. In that event, underlying securities holders would not be able to rely upon the Trust Guarantee for payment of these amounts. Instead, an underlying securities holder would rely on its enforcement of its right against the underlying securities guarantor to enforce payments on the junior subordinated debentures. Despite any payments made to an underlying securities holder by the underlying securities guarantor in connection with a direct action, the underlying securities guarantor shall remain obligated to pay the principal of (and premium, if any) and interest on the junior subordinated debentures. The underlying securities guarantor would be subrogated to the rights of the underlying securities holder to the extent of any payments made by the underlying securities guarantor to the holder in any direct action. Except as described above, underlying securities holders will not be able to exercise directly any remedy available to junior subordinated debentures holders or to assert directly any other rights in respect of the junior subordinated debentures.

                           If the junior subordinated debentures issuer does not make payments on the junior subordinated debentures held by the underlying securities issuer and the underlying securities guarantor does not make such payments, to the extent required, under the Debt Guarantee, the underlying securities issuer will not be able to make payments on the underlying securities and will not have funds legally available therefor. The Trust Guarantee does not limit the incurrence or issuance of other secured or unsecured debt of the underlying securities guarantor, whether under any existing indenture or under any other indenture that the underlying securities guarantor may enter into in the future or otherwise.

                           An event of default under the Trust Guarantee will occur upon the failure of the underlying securities guarantor to perform any of its payment or other obligations under the Trust Guarantee. The holders of not less than a majority in aggregate liquidation amount of the underlying securities have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Guarantee Trustee in respect of the Trust Guarantee or to direct the exercise of any trust or power conferred upon the Guarantee Trustee under the Trust Guarantee. If the Guarantee Trustee fails to enforce the Trust Guarantee, then any holder of the underlying securities may institute a legal proceeding directly against the underlying securities guarantor to enforce the Guarantee Trustee's rights under the Trust Guarantee without first instituting a legal proceeding against the underlying securities issuer, the Guarantee Trustee or any other person or entity.

                           THE RATINGS OF THE TRUST CERTIFICATES MAY CHANGE

                           At the time of issuance, Moody's and/or S&P assigned ratings to the trust certificates equivalent to the ratings of the underlying securities as of the date of the applicable prospectus supplement.

                           Any rating issued with respect to the trust certificates is not a recommendation to purchase, sell or hold a security. Ratings do not comment on the market price of the trust certificates or their suitability for a particular investor. We cannot assure you that these ratings will remain for any given period of time or that a ratings agency would not revise or withdraw entirely the ratings if, in its judgment, circumstances (including, without limitation, the rating of the underlying securities) merit. A revision or withdrawal of a rating may adversely affect the market price of the trust certificates.

                           THE JUNIOR SUBORDINATED DEBENTURES CAN BE
                           DISTRIBUTED IN LIQUIDATION OF THE UNDERLYING
                           SECURITIES ISSUER

                           At any time, the underlying securities guarantor will have the right to dissolve the underlying securities issuer. After the satisfaction of liabilities to creditors of the underlying securities issuer, if any, the underlying securities guarantor will have the right to cause the junior subordinated debentures, together with the Debt Guarantee, to be distributed to the holders of the underlying securities in liquidation of the underlying securities issuer. In addition, upon certain other events, the underlying securities issuer may be liquidated and the junior subordinated debentures and the Debt Guarantee may be distributed to those holders.

                           Under current United States federal income tax law and interpretations thereof and assuming, as expected, that the underlying securities issuer is treated as a grantor trust for United States federal income tax purposes, the underlying securities issuer's distribution of the junior subordinated debentures and the Debt Guarantee pursuant to a liquidation of the underlying securities issuer will not be a taxable event to the underlying securities issuer or to beneficial owners of any underlying securities, including the trust certificateholders. If, however, the liquidation of the underlying securities issuer were to occur because the underlying securities issuer is subject to United States federal income tax with respect to income accrued or received on the junior subordinated debentures as a result of the occurrence of a Tax Event or otherwise, the distribution of junior subordinated debentures and the Debt Guarantee to holders of the underlying securities could be a taxable event to the underlying securities issuer and the trust certificateholders, and a trust certificateholder may be required to recognize gain or loss on the distribution.

         ITEM 1B.          UNRESOLVED STAFF COMMENTS

                           Not Applicable.

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

         ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

                           Not Applicable.

         PART IV

         ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES

                           (a)(1) Financial Statements: Not Applicable.

                           (a)(2) Financial Statement Schedules: Not Applicable.

                           (a)(3) List of Exhibits

                           The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:

                                31.1 Certification of President of Registrant dated March 27, 2006, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

                                99.1. Trustee's Annual Compliance Certificate
                                      dated February 21, 2006.

                                99.2. Report of Deloitte & Touche LLP,
                                      Independent Registered Public Accounting
                                      Firm, dated March 24, 2006, Registrant's
                                      Assertion on Compliance with PPLUS Minimum
                                      Servicing Standards dated March 24, 2006 and PPLUS Minimum Servicing Standards.

                                99.3 Report of Ernst & Young LLP, Independent Registered Public Accounting Firm, dated February 21, 2006, and The Bank of New York's Assertion on Compliance with PPLUS Minimum Servicing Standards dated February 21, 2006 and PPLUS Minimum Servicing Standards.

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

                                        MERRILL LYNCH DEPOSITOR, INC.

Date: March 27, 2006                    By: /s/ Stephan Kuppenheimer
                                            ----------------------------------
                                            Name:  Stephan Kuppenheimer
                                            Title: President